Form 10-Q
period 1995-03-31
TECHNALYSIS CORP
filed 1995-05-15
CIK 96677

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15  (d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1995              Commission File Number 0-9669
                      --------------                                     ------

                             TECHNALYSIS CORPORATION
- - -------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)


                Minnesota                                    41-0918564
- - -------------------------------------              ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


       6700 France Avenue South
        Minneapolis, Minnesota                                55435
- - -------------------------------------              ----------------------------
    (Address of principal executive                         (Zip Code)
     offices)

Registrant's telephone number,
including area code                                       (612) 925-5900
                                                   ----------------------------

                                Not Applicable
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes   X        No
                                                      -----         -----

2,197,303 Common Shares were outstanding as of March 31, 1995.

                           TECHNALYSIS CORPORATION

                                    INDEX



                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                             NO.
                                                                           ----
          Item 1.   Financial Statements

                    Condensed Balance Sheet                                   3
                    March 31, 1995 (Unaudited) and
                    December 31, 1994

                    Condensed Statement of Earnings                           4
                    Three months ended March 31, 1995
                    and 1994 (Unaudited)

                    Condensed Statements of Cash Flows                        5
                    Three months ended March 31, 1995
                    and 1994 (Unaudited)

                    Notes to Condensed Financial                              6
                    Statements (Unaudited)

          Item 2.   Management's Discussion and Analysis of                   7
                    Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                          8


                           TECHNALYSIS CORPORATION

                           CONDENSED BALANCE SHEET

                                                     MARCH 31,        DEC. 31,
                                                       1995             1994
                                                    -----------     -----------
                                                    (Unaudited)         Note
                                    ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                      $3,189,091       $4,156,239
     Investment in Available-For-Sale Securities     1,079,089        1,057,255
     Trade Accounts Receivable                       3,973,836        2,254,825
     Unbilled Work on Contracts in Process             112,636        1,056,513
     Other Current Assets                              190,242          237,146
                                                    ----------       ----------
          TOTAL CURRENT ASSETS                      $8,544,894       $8,761,978

EQUIPMENT AND OFFICE FURNITURE:
     At cost less accumulated depreciation
     of 675,795 & 658,955 respectively                 170,454          157,789
                                                    ----------       ----------
                                                    $8,715,348       $8,919,767
                                                    ----------       ----------
                                                    ----------       ----------

                      LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Trade Accounts Payable                         $  329,742       $  210,757
     Salaries, Wages and Commissions Payable           180,139          105,462
     Accrued Vacation Payable                           67,747           80,482
     Income Taxes Payble                                     0                0
     Dividends Payable                                       0          637,218
     Advance Billings on Contracts                     160,575          154,273
                                                    ----------       ----------
          TOTAL CURRENT LIABILITIES                 $  738,203       $1,188,192


STOCKHOLDER'S EQUITY:
     Common Stock, Par Value $.10 a Share;
       Authorized 5,000,000 Shares
       Issued and outstanding 2,197,303
         & 2,197,303 shares, respectively           $  219,730       $  219,730
       Additional Paid-In Capital                      973,446          973,446
       Retained Earnings                             6,823,842        6,591,746
       Unrealized Loss on Available-For-Sale
         Securities                                    (39,873)         (53,347)
                                                    ----------       ----------
                                                    $7,977,145       $7,731,575
                                                    ----------       ----------
                                                    $8,715,348       $8,919,767
                                                    ----------       ----------
                                                    ----------       ----------


NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

                           TECHNALYSIS CORPORATION

                       CONDENSED STATEMENT OF EARNINGS

                                 (Unaudited)


                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                -----------------------
                                                   1995         1994
                                                ----------   ----------
REVENUES:
  Sales and Reimbursed Expenses                 $4,938,351   $4,229,922

EXPENSES:
  Salaries, Contracted Services
    and Reimbursed Expenses                     $2,935,949   $2,485,044
  Selling, Administrative and
    Other Operating Costs                          979,542      712,737
  Employee Benefits                                706,062      548,589
                                                ----------   ----------
  TOTAL EXPENSES                                $4,621,550   $3,746,370
                                                ----------   ----------
OTHER INCOME:
  Interest Income                                   73,295       54,668
                                                ----------   ----------

EARNINGS BEFORE INCOME TAXES                    $  390,096   $  538,220

INCOME TAXES                                       158,000      218,000
                                                ----------   ----------
NET EARNINGS                                    $  232,096   $  320,220
                                                ----------   ----------
                                                ----------   ----------

PER COMMON SHARE
  Net Earnings:
    Primary                                          $0.11        $0.15
    Fully Diluted                                    $0.11        $0.15
  Cash Dividends:
    (for previous year)                              $0.29        $0.28

                                       4

                           TECHNALYSIS CORPORATION

                           STATEMENTS OF CASH FLOW

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        ------------------------
                                                           1995          1994
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                          $4,169,519    $4,237,750
  Cash paid for salaries, wages & benefits              (3,584,761)   (3,109,180)
  Cash paid for selling, administrative &
     other operating costs                                (858,928)     (667,257)
  Interest Received                                         71,872        45,757
  Income Taxes Paid                                        (89,767)      (73,776)
                                                        ----------    ----------
     Net cash provided by operating activities            (292,065)      433,294

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (29,505)       (4,285)
  Purchases of Available-For-Sale Securities                (8,360)            0
                                                        ----------    ----------
                                                           (37,865)       (4,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                          (637,218)     (614,965)
  Proceeds from issuance of common stock                         0        52,990
                                                        ----------    ----------
     Net cash used by financing activities                (637,218)     (561,975)
                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:     (967,148)     (132,966)

CASH AND CASH EQUIVALENTS:
  At beginning of period                                 4,156,239     6,371,620
                                                        ----------    ----------
  At end of period                                      $3,189,091    $6,238,654
                                                        ----------    ----------
                                                        ----------    ----------


RECONCILIATION OF NET EARNINGS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Net earnings                                          $  232,096    $  320,220
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                        16,840         6,020
        (Increase) decrease in trade A/R                (1,719,011)      347,251
        (Increase) decrease in unbilled work
           on contracts in process                         943,877      (185,628)
        (Increase) decrease in other assets                 46,904       (48,124)
        Increase (decrease) in accounts payable            118,985        75,963
        Increase (decrease) in accrued expenses             61,942       (72,837)
        Increase (decrease) in income taxes payable              0       144,224
        Increase (decrease) in advance billings on
          contracts in process                               6,302      (153,795)
                                                        ----------    ----------
        Total adjustments                                 (524,161)      113,074
                                                        ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ (292,065)   $  433,294
                                                        ----------    ----------
                                                        ----------    ----------

                           TECHNALYSIS CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)


1.   CONDENSED FINANCIAL STATEMENTS
     The condensed balance sheets of March 31, 1995 and December 31,
     1994, the statement of earnings for the three-month period ended
     March 31, 1995 and 1994, and the condensed statements of cash flows for the three-month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.   STOCKHOLDERS' EQUITY
     During the three months ended March 31, 1995, stockholder's equity changed for the following items;

       -  Net Earnings of $232,096.
       - $13,474 adjustment in unrealized loss on available-for-sale securities.

                           TECHNALYSIS CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenue from sales and reimbursed expenses increased 17% for the first quarter of 1995, ended March 31, compared to 1994 due to an increase in the amount of business. Interest income increased 34% due to higher interest rates.


OPERATING COSTS AND EXPENSES

Operating costs were 94% of revenues for the first quarter of 1995 compared to 89% for the first quarter of 1994. The increase in operating costs as a percent of revenues was due primarily to increased expansion costs and higher costs than anticipated for a large fixed-price project.


NET EARNINGS

Net earnings and earnings per share decreased 28% and 27% respectively for the first quarter of 1995 compared to the first quarter of 1994 due to the increase in operating costs.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, Technalysis had working capital of $7,797,494 versus $7,573,786 as of December 31, 1994 and $8,079,022 as of March 31, 1994.
Technalysis has neither short nor long term debt. The Company believes it has adequate cash and cash flow to support its present operations.

PART II.  OTHER INFORMATION

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (A)  Exhibit No. 1:  Computations of Net Income per
                         Common Share

                                                                  Exhibit No. 1


                           TECHNALYSIS CORPORATION

                 COMPUTATION OF NET EARNINGS PER COMMON SHARE


                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                    ------------------------
                                                       1995          1994
                                                    ----------    ----------
PRIMARY:
  Net Earnings                                      $  232,096    $  320,220
                                                    ----------    ----------
                                                    ----------    ----------

  Weighted average number of
    common shares outstanding                        2,197,303     2,200,832
  Dilutive effect of stock
    options outstanding after
    application of treasury
    stock method                                         7,333         7,096
                                                    ----------    ----------
                                                     2,204,636     2,207,928

  Net earnings per common
    equivalent share, based
    upon weighted average
    number of shares outstanding                         $0.11         $0.15
                                                    ----------    ----------
                                                    ----------    ----------

FULLY DILUTED:
  Net Earnings                                      $  232,096    $  320,220
                                                    ----------    ----------
                                                    ----------    ----------

  Weighted average number of
    common shares outstanding                        2,197,303     2,200,832
  Dilutive effect of stock
    options outstanding after
    application of treasury
    stock method                                         7,333         7,559
                                                    ----------    ----------
                                                     2,204,636     2,208,391

  Net earnings per common
    equivalent share, based
    upon weighted average
    number of shares outstanding                         $0.11         $0.15
                                                    ----------    ----------
                                                    ----------    ----------

                           TECHNALYSIS CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Technalysis Corporation
                                       ----------------------------------------
                                            Registrant



Date   May 12, 1995                         /S/ Victor A. Rocchio
     ------------------------------    ----------------------------------------
                                            Victor A. Rocchio
                                            Chairman & CEO



Date   May 12, 1995                         /S/ Milan L. Elton
     ------------------------------    ----------------------------------------
                                            Milan L. Elton
                                            Vice President, Administration