Form 10-Q
period 1995-06-30
TECHNALYSIS CORP
filed 1995-08-11
CIK 96677

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15  (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1995     Commission File Number 0-9669
                      -------------                            ------

                   TECHNALYSIS CORPORATION
- ---------------------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)


                Minnesota                           41-0918564
    -------------------------------           -----------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


     6700 France Avenue South
     Minneapolis, Minnesota                           55435
- -----------------------------------           -----------------------
    (Address of principal executive                 (Zip Code)
     offices)

Registrant's telephone number,
including area code                               (612) 925-5900
                                                 -----------------------

                    Not Applicable
- ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X               No
                             -----                -----

2,197,303 Common Shares were outstanding as of June 30, 1995.

                           TECHNALYSIS CORPORATION

                                   INDEX



                                                                  PAGE
PART I.    FINANCIAL INFORMATION                                   NO.

            Item 1. Financial Statements
                    Condensed Balance Sheet                         3
                    June 30, 1995 (Unaudited) and
                    December 31, 1994

                    Condensed Statement of Earnings                 4
                    Three months and six months ended
                    June 30, 1995 and 1994 (Unaudited)

                    Condensed Statement of Cash Flows               5
                    Six months ended June 30, 1995
                    and 1994 (Unaudited)

                    Notes to Condensed Financial                    6
                    Statements (Unaudited)

            Item 2. Management's Discussion and Analysis of         7
                    Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

            Item 4. Submission of Matters to a Vote of Security
                    Holders                                         8

            Item 6. Exhibits and Reports on Form 8-K                8

                            TECHNALYSIS CORPORATION

                            CONDENSED BALANCE SHEET

ASSETS

                                                  JUNE 30,        DEC. 31,
                                                    1995            1994
                                                 -----------    -----------
                                     ASSETS      (Unaudited)        Note
CURRENT ASSETS:
    Cash and Cash Equivalents                    $3,074,952      $4,156,239
    Investment in Available-For-Sale Securities   1,102,073       1,057,255
    Trade Accounts Receivable                     2,670,613       2,254,825
    Unbilled Work on Contracts in Process         1,961,359       1,056,513
    Other Current Assets                             93,528         237,146
                                                 ----------      ----------
         TOTAL CURRENT ASSETS                    $8,902,525      $8,761,978

EQUIPMENT AND OFFICE FURNITURE:
    At cost less accumulated depreciation
    of 695,000 & 658,955 respectively               176,570         157,789
                                                 ----------      ----------
                                                 $9,079,095      $8,919,767
                                                 ----------      ----------
                                                 ----------      ----------

                LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Trade Accounts Payable                       $  298,874      $  210,757
    Salaries, Wages and Commissions                 167,082         105,462
    Accrued Vacation Pay                             88,581          80,482
    Income Taxes                                     89,491               0
    Dividends Payable                               637,218         637,218
    Advance Billings on Contracts                    47,461         154,273
                                                 ----------      ----------
         TOTAL CURRENT LIABILITIES               $1,328,707      $1,188,192

STOCKHOLDER'S EQUITY:
    Common Stock, Par Value $.10 a Share;
     Authorized 5,000,000 Shares
     Issued and outstanding 2,197,303
     & 2,197,303 shares, respectively            $  219,730      $  219,730
     Additional Paid-In Capital                     973,446         973,446
     Retained Earnings                            6,583,409       6,591,746
     Unrealized Loss on Available-For-Sale
       Securities                                   (26,197)        (53,347)
                                                 ----------      ----------
                                                 $7,750,388      $7,731,575
                                                 ----------      ----------
                                                 $9,079,095      $8,919,767
                                                 ----------      ----------
                                                 ----------      ----------

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

                            TECHNALYSIS CORPORATION

                        CONDENSED STATEMENT OF EARNINGS

                                  (Unaudited)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30                 JUNE 30
                                 -----------------------------------------------
                                    1995        1994        1995         1994
                                 ----------  ----------  -----------  ----------
REVENUES:
  Sales and Reimbursed Expenses  $5,097,813  $4,356,519  $10,036,164  $8,586,441

EXPENSES:
  Salaries, Contracted Services
    and Reimbursed Expenses      $3,032,322  $2,485,481  $ 5,959,268  $4,970,525
     Selling, Administrative
     and Other Operating Costs      842,412     782,260    1,821,954   1,494,997
     Employee Benefits              634,886     516,982    1,340,948   1,065,571
                                 ----------  ----------  -----------  ----------
     TOTAL EXPENSES              $4,500,620  $3,784,723  $ 9,122,170  $7,531,093
                                 ----------  ----------  -----------  ----------

OTHER INCOME:
     Interest Income                 68,592      59,131      141,887     113,799
                                 ----------  ----------  -----------  ----------
EARNINGS BEFORE INCOME TAXES     $  665,785  $  630,927  $ 1,055,881  $1,169,147

INCOME TAXES                        269,000     255,000      427,000     473,000
                                 ----------  ----------  -----------  ----------
NET EARNINGS                     $  396,785  $  375,927  $   628,881  $  696,147
                                 ----------  ----------  -----------  ----------
                                 ----------  ----------  -----------  ----------

PER COMMON SHARE
     Net Earnings:
       Primary                        $0.18       $0.17        $0.29       $0.32
       Fully Diluted                  $0.18       $0.17        $0.29       $0.32
     Cash Dividends:
       Current Year (Semi-Annual)     $0.29       $0.28        $0.29       $0.28

                            TECHNALYSIS CORPORATION

                            STATEMENTS OF CASH FLOW

                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                      -------------------------
                                                         1995           1994
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                          $8,608,718     $8,308,084
    Cash paid for salaries, wages & benefits          (7,231,492)    (6,125,558)
    Cash paid for selling, administrative &
         other operating costs                        (1,651,359)    (1,529,575)
    Interest Received                                    152,554         88,560
    Income Taxes Paid                                   (249,994)      (466,380)
                                                     -----------     ----------
    Net cash provided by operating activities           (371,573)       275,131

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (54,828)       (22,495)
    Purchases of Available-For-Sale Securities           (17,668)             0
                                                      ----------     ----------
                                                         (72,496)       (22,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                      (637,218)      (614,965)
    Proceeds from issuance of common stock                     0         52,990
                                                      ----------      ---------
    Net cash used by financing activities               (637,218)      (561,975)
                                                      ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS: (1,081,287)      (309,339)

CASH AND CASH EQUIVALENTS:
    At beginning of period                             4,156,239      6,371,620
                                                      ----------     ----------
    At end of period                                  $3,074,952     $6,062,281
                                                      ----------     ----------
                                                      ----------     ----------

RECONCILIATION OF NET EARNINGS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                      $  628,881    $   696,147
    Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                         36,047         13,088
     (Increase) decrease in trade A/R                   (415,788)       572,606
     (Increase) decrease in unbilled
       work on contracts in process                     (904,846)      (672,057)
     (Increase) decrease in other assets                 143,618       (125,902)
     Increase (decrease) in accounts payable              88,117         17,701
     Increase (decrease) in accrued expenses              69,719        (54,166)
     Increase (decrease) in income taxes payable          89,491          6,620
     Increase (decrease) in advance
       billings on contracts in process                 (106,812)      (178,906)
                                                      ----------     ----------
     Total adjustments                                (1,000,454)      (421,016)
                                                      ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $ (371,573)    $  275,131
                                                      ----------     ----------
                                                      ----------     ----------

                            TECHNALYSIS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)


1.  CONDENSED FINANCIAL STATEMENTS
    The condensed balance sheets of June 30, 1995 and December 31, 1994, the statement of earnings for the three and six-month periods ended June 30, 1995 and 1994, and the condensed statement of cash flows for the six-month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY
    During the six months ended June 30, 1995, stockholder's equity changed for the following items:

    -   Cash Dividends declared for $637,218.
    -   Net Earnings of $628,881.
    - $27,150 adjustment in unrealized loss on available-for-sale securities.

                           TECHNALYSIS CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

REVENUES
Revenue from sales and reimbursed expenses increased 17% for the second quarter of 1995, ended June 30, compared to 1994 due to a greater volume of business. The corresponding increase for the six-month period was also 17%. Interest income increased 16% during the second quarter of 1995 due to higher interest rates and 25% for the corresponding first six months.

OPERATING COSTS AND EXPENSES
Operating costs were 88% of revenues for the second quarter and 91% of revenues for the six-month period of 1995. The corresponding %'s for 1994 were 87% and 88% respectively. The increase in operating costs as a percent of revenues was due primarily to increased expansion costs and higher costs than anticipated for a large fixed-price contract.

NET EARNINGS
Net earnings and earnings per share both increased 6% for the second quarter of 1995 compared to and 1994. For the six month periods, net earnings decreased 10% and earnings per share decreased 9%.

LIQUIDITY AND CAPITAL RESOURCES
On June 30, 1995, Technalysis had working capital of $7,573,818 versus $7,573,786 as of December 31, 1994 and $7,828,562 as of June 30, 1994.
Technalysis has neither short nor long term debt. The Company believes it has adequate cash and cash flow to support its present operations.

PART II. OTHER INFORMATION


           Item 4. Submission of Matters to a Vote of Security Holders

                (A) Technalysis Corporation held its regular annual
                    meeting on June 14, 1995.

                (B) The following directors were elected to a
                    one-year term:

                       1.  Victor A. Rocchio
                       2.  Robert S. Erickson
                       3.  Franklin Triplett
                       4.  Edward D. Zimmer
                       5.  Milan L. Elton
                       6.  John M. Schulzetenberg


           Item 6. Exhibits and Reports on Form 8-K

                (A) Exhibit No. 1:  Computations of Net Income per
                    Common Share.

                (B) There were no reports on Form 8-K filed for the
                    three months ended June 30, 1995.

                                                                   Exhibit No. 1


                            TECHNALYSIS CORPORATION

                  COMPUTATION OF NET EARNINGS PER COMMON SHARE

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                     1995        1994        1995        1994
                                  ----------  ----------  ----------  ----------
PRIMARY:
    Net Earnings                  $  396,785  $  375,927  $  628,881  $  696,147
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

    Weighted average number of
      common shares outstanding    2,197,303   2,197,303   2,197,303   2,196,684
    Dilutive effect of stock
      options outstanding after
      application of treasury
      stock method                     7,333       8,148       7,333       7,622
                                   ---------   ---------   ---------   ---------
                                   2,204,636   2,205,451   2,204,636   2,204,306

     Net earnings per common
       equivalent share, based
       upon weighted average
       number of shares
       outstanding                     $0.18       $0.17       $0.29       $0.32

FULLY DILUTED:
    Net Earnings                  $  396,785  $  375,927  $  628,881  $  696,147
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

    Weighted average number of
      common shares outstanding    2,197,303   2,197,303   2,197,303   2,196,684
    Dilutive effect of stock
      options outstanding after
      application of treasury
      stock6 method                    7,333       8,148       7,333       7,853
                                   ---------   ---------   ---------   ---------
                                   2,204,636   2,205,451   2,204,636   2,204,537

    Net earnings per common
      equivalent share, based
      upon weighted average
      number of shares
      outstanding                      $0.18       $0.17       $0.29       $0.32
                                   ---------   ---------   ---------   ---------
                                   ---------   ---------   ---------   ---------

                             TECHNALYSIS CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Technalysis Corporation
                                                 -------------------------------
                                                   Registrant


Date     July 31, 1995                            /S/ Victor A. Rocchio
     --------------------------                 -------------------------------
                                                      Victor A. Rocchio
                                                      President



Date     July 31, 1995                            /S/ Milan L. Elton
     --------------------------                 -------------------------------
                                                      Milan L. Elton
                                                      Vice President,
                                                        Administration