Form 10-Q
period 1995-09-30
TECHNALYSIS CORP
filed 1995-11-13
CIK 96677

             SECURITIES AND EXCHANGE COMMISSION

                    Washington D.C.  20549

                           FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15  (d) OF

             THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1995     Commission File Number 0-9669
                      ------------------                            ------

                          TECHNALYSIS CORPORATION
---------------------------------------------------------------------------
          (Exact Name of Registrant as specified in its charter)


              Minnesota                             41-0918564
    -------------------------------           -----------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


    6700 France Avenue South
     Minneapolis, Minnesota                           55435
-----------------------------------           -----------------------
    (Address of principal executive                 (Zip Code)
     offices)

Registrant's telephone number,
including area code                                (612) 925-5900
                                                -----------------------

                            Not Applicable
---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last year)


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

2,201,303 Common Shares were outstanding as of September 30, 1995.

                           TECHNALYSIS CORPORATION

                                    INDEX


                                                                        PAGE
PART I.    FINANCIAL INFORMATION                                         NO.

          Item 1. Financial Statements

             Condensed Balance Sheet                                      3
             September 30, 1995 (Unaudited) and
             December 31, 1994

             Condensed Statement of Earnings                              4
             Three months and nine months ended
             September 30, 1995 and 1994 (Unaudited)

             Condensed Statement of Cash Flows                            5
             Nine months ended September 30, 1995
             and 1994 (Unaudited)

             Notes to Condensed Financial                                 6
             Statements (Unaudited)

          Item 2. Management's Discussion and Analysis of                 7
             Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                        8


                           TECHNALYSIS CORPORATION

                           CONDENSED BALANCE SHEET

                                                 SEPTEMBER 30,    DEC. 31,
                                                   1995           1994
                                                -----------    -----------
                 ASSETS                         (Unaudited)        Note
CURRENT ASSETS:
    Cash and Cash Equivalents                    $2,399,128      $4,156,239
    Investment in Available-For-Sale Securities   1,103,222       1,057,255
    Trade Accounts Receivable                     4,140,239       2,254,825
    Unbilled Work on Contracts in Process            38,872       1,056,513
    Other Current Assets                            400,841         237,146
                                                 ----------      ----------
       TOTAL CURRENT ASSETS                      $8,082,302      $8,761,978

EQUIPMENT AND OFFICE FURNITURE:
    At cost less accumulated depreciation
    of 713,712 & 658,955 respectively               157,858         157,789
                                                 ----------      ----------
                                                 $8,240,160      $8,919,767
                                                 ----------      ----------
                                                 ----------      ----------

            LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Trade Accounts Payable                       $  317,594      $  210,757
    Salaries, Wages and Commissions                 160,578         105,462
    Accrued Vacation Pay                             84,724          80,482
    Income Taxes                                          0               0
    Dividends Payable                                     0         637,218
    Advance Billings on Contracts                    44,688         154,273
                                                 ----------      ----------
       TOTAL CURRENT LIABILITIES                 $  607,584      $1,188,192

STOCKHOLDER'S EQUITY:
    Common Stock, Par Value $.10 a Share;
   Authorized 5,000,000 Shares
   Issued and outstanding 2,201,303
     & 2,197,303 shares, respectively            $  220,130      $  219,730
   Additional Paid-In Capital                     1,006,546         973,446
   Retained Earnings                              6,431,414       6,591,746
   Unrealized Loss on Available-For-Sale
     Securities                                     (25,514)        (53,347)
                                                 ----------      ----------
                                                  $7,632,576      $7,731,575
                                                 ----------      ----------
                                                 $8,240,160      $8,919,767
                                                 ----------      ----------
                                                 ----------      ----------

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date, and condensed.

                           TECHNALYSIS CORPORATION

                       CONDENSED STATEMENT OF EARNINGS

                                (Unaudited)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30            SEPTEMBER 30
                                 -----------------------------------------------
                                    1995        1994        1995         1994
                                 ----------  ----------  -----------  -----------
REVENUES:
  Sales and Reimbursed Expenses  $4,026,974  $4,089,490  $14,063,137  $12,675,931

EXPENSES:
  Salaries, Contracted Services
    and Reimbursed Expenses      $2,998,994  $2,410,790  $ 8,958,264  $ 7,381,315
  Selling, Administrative
   and Other Operating Costs        787,597     720,351    2,609,546    2,215,348
  Employee Benefits                 555,927     471,847    1,896,876    1,537,418
                                 ----------  ----------  -----------  -----------
   TOTAL EXPENSES                $4,342,518  $3,602,988  $13,464,686  $11,134,081
                                 ----------  ----------  -----------  -----------

OTHER INCOME:
   Interest Income                   60,548      66,426      202,435      180,225
                                 ----------  ----------  -----------  -----------
EARNINGS BEFORE INCOME TAXES     $ (254,996) $  552,928  $   800,886  $ 1,722,075

INCOME TAXES                       (103,000)    224,000      324,000      697,000
                                 ----------  ----------  -----------  -----------
NET EARNINGS                     $ (151,996) $  328,928  $   476,886  $ 1,025,075
                                 ----------  ----------  -----------  -----------
                                 ----------  ----------  -----------  -----------

PER COMMON SHARE
   Net Earnings:
     Primary                         $(0.07)      $0.15        $0.22        $0.47
     Fully Diluted                   $(0.07)      $0.15        $0.22        $0.47
   Cash Dividends:
     Current Year (Semi-Annual)       $0.00       $0.00        $0.29        $0.28


                           TECHNALYSIS CORPORATION

                           STATEMENTS OF CASH FLOW

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                     ---------------------------
                                                         1995           1994
                                                     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                     $ 13,085,779    $11,769,199
    Cash paid for salaries, wages & benefits          (10,795,575)    (8,983,582)
    Cash paid for selling, administrative &
       other operating costs                           (2,386,906)    (2,264,731)
    Interest Received                                     211,116        158,067
    Income Taxes Paid                                    (557,628)      (722,080)
                                                     ------------    -----------
    Net cash used by operating activities                (443,214)       (43,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (54,828)       (56,863)
    Purchases of Available-For-Sale Securities            (18,133)             0
                                                     ------------    -----------
    Net cash used by investing activities                 (72,961)       (56,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                     (1,274,436)    (1,230,210)
    Proceeds from issuance of common stock                 33,500         52,990
                                                     ------------    -----------
    Net cash used by financing activities              (1,240,936)    (1,177,220)
                                                     ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:  (1,757,111)    (1,277,210)

CASH AND CASH EQUIVALENTS:
    At beginning of period                              4,156,239      6,371,620
                                                     ------------    -----------
    At end of period                                 $  2,399,128    $ 5,094,410
                                                     ------------    -----------
                                                     ------------    -----------

RECONCILIATION OF NET EARNINGS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                     $    476,886    $ 1,025,075
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                        54,758         22,649
       (Increase) decrease in trade A/R                (1,885,414)        91,794
       (Increase) decrease in unbilled
         work on contracts in process                   1,017,641       (833,271)
       (Increase) decrease in other assets               (163,695)       (88,263)
       Increase (decrease) in accounts payable            106,837        (21,648)
       Increase (decrease) in accrued expenses             59,358        (49,128)
       Increase (decrease) in income taxes payable              0        (25,080)
       Increase (decrease) in advance
         billings on contracts in process                (109,585)      (165,255)
                                                     ------------    -----------
       Total adjustments                                 (920,100)    (1,068,202)
                                                     ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $   (443,214)   $   (43,127)
                                                     ------------    -----------
                                                     ------------    -----------

                           TECHNALYSIS CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)


1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheets of September 30, 1995 and December 31,
    1994, the condensed statement of earnings for the three and nine-month periods ended September 30, 1995 and 1994, and the condensed statements of cash flows for the nine-month periods then ended have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1994 annual report to shareholders. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 1995, stockholder's equity changed for the following items:

    -   Cash Dividends declared for $637,218.
    -   Net Earnings of $476,886.
    -   $33,500 was received per the exercise of stock options.
    - $27,833 adjustment in unrealized loss on available-for-sale securities.

                          TECHNALYSIS CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues from sales and reimbursed expenses decreased 2% for the third quarter of 1995, ended September 30, compared to 1994. Revenues increased 11% for the nine-month period comparing 1995 to 1994. The decrease in revenues in the third quarter was due to the mutually agreed upon termination of a large fixed price contract resulting in a one-time reduction in revenues of $841,400. The parties negotiated a settlement for the completed portion of the contract that allowed both parties to avoid litigation over the issue.
 Interest income increased 12% during the first nine months of 1995, but decreased 9% for the third quarter in 1995 compared to 1994 due to a lesser amount of cash available for investment purposes.

OPERATING COSTS AND EXPENSES

Before the above mentioned reduction in revenues, operating costs were 89% of revenues for the third quarter of 1995 compared to 88% for the third quarter of 1994, and 90% of revenues for the nine-month period for 1995 compared to 88% for 1994.

NET EARNINGS

Due to the above-mentioned reduction in revenues, a net loss of $151,996 was incurred for the third quarter of 1995 compared to net earnings of $328,928 for 1994. The corresponding nine-month comparison of net earnings for 1995 compared to 1994 was $476,886 versus $1,025,075, respectively. Earnings per share for the third quarter decreased from $.15/share in 1994 to a loss of ($.07) in 1995. The corresponding nine-month decrease was from $.47/share to $.22/share.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1995, Technalysis had working capital of $7,474,718 versus $7,573,786 as of December 31, 1994 and $8,132,683 as of September 30, 1994.
Technalysis has neither short nor long term debt. The Company believes it has adequate cash and cash flow to support its present operation.

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

            (A) Exhibit No. 1:  Computations of Net Income per
                Common Share.

            (B) There were no reports on Form 8-K filed for the
                three months ended September 30, 1995.

                           TECHNALYSIS CORPORATION

                                 SIGNATURES



Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Technalysis Corporation
                                                -------------------------------
                                                    Registrant


Date   November 9, 1995                           /S/ Victor A. Rocchio
     --------------------------                 -------------------------------
                                                 Victor A. Rocchio
                                                 President



Date   November 9, 1995                           /S/   Milan L. Elton
     --------------------------                 -------------------------------
                                                 Milan L. Elton
                                                 Vice President, Administration

                                                                Exhibit No. 1


                              TECHNALYSIS CORPORATION

                   COMPUTATION OF NET EARNINGS PER COMMON SHARE

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30            SEPTEMBER 30
                                     1995        1994        1995        1994
                                  ----------  ----------  ----------  ----------
PRIMARY:
    Net Earnings                  $ (151,996) $  328,928  $  476,886  $1,025,075
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

    Weighted average number of
      common shares outstanding    2,198,248   2,197,303   2,198,248   2,196,892
    Dilutive effect of stock
      options outstanding after
      application of treasury
      stock method                         0       5,671       5,668       6,971
                                  ----------  ----------  ----------  ----------
                                   2,198,248   2,202,974   2,203,916   2,203,863

   Net earnings per common
     equivalent share, based
     upon weighted average
     number of shares
     outstanding                      $(0.07)      $0.15       $0.22       $0.47
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
FULLY DILUTED:
    Net Earnings                  $ (151,996) $  328,928  $  476,886  $1,025,075
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

    Weighted average number of
      common shares outstanding    2,198,248   2,197,303   2,198,248   2,196,892
    Dilutive effect of stock
      options outstanding after
      application of treasury
      stock method                         0       5,671       5,668       7,126
                                  ----------  ----------  ----------  ----------
                                   2,198,248   2,202,974   2,203,916   2,204,018

    Net earnings per common
      equivalent share, based
      upon weighted average
      number of shares
      outstanding                     $(0.07)      $0.15       $0.22       $0.47
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------