Form 10-K405
period 1995-12-31
TECHNALYSIS CORP
filed 1996-04-01
CIK 96677

                          SECURITIES AND EXCHANGE COMMISSION
                          ----------------------------------
                                Washington D.C.  20549
(Mark One)                            FORM 10-K

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995 or

    Transition report pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934 (No Fee Required)

For the transition period from                     to
                              --------------------     ---------------------

Commission file number 0-9699
                       ------

                              TECHNALYSIS CORPORATION
                              -----------------------
                (Exact name of registrant as specified in its charter)

             Minnesota                              41-0918564
- -----------------------------------     --------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)

     6700 France Avenue South
      Minneapolis, Minnesota                          55435
- -----------------------------------     --------------------------------------
      (Address of principal                         (Zip Code)
        executive offices)

Registrant's telephone number, including area code     (612)   925-5900
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
        Title of each class                  on which registered
        -------------------                 ---------------------
               None
- -----------------------------------     --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.10 per share
                    --------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X        No
        -----          -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X
               -----

    Aggregate market value of the voting stock held by non-affiliates of the registrant: 1,638,674 common shares X $13.375 = $21,917,265 (as of March 15,
1996).

    Number of shares of common stock outstanding: 2,202,803 (as of March 15, 1996).

    Documents incorporated by reference:  None.
    Exhibit Index is on Page 34.

                               TECHNALYSIS CORPORATION
                                        INDEX
                                                                          PAGE
                                                                          ----

PART I.

      Item 1.   Business                                                    3

      Item 2.   Properties                                                  6

      Item 3.   Legal Proceedings                                           6

      Item 4.   Submission of Matters to                                    6
                   a Vote of Security Holders


PART II.

      Item 5.   Market for the Registrant's Common Equity                   7
                   and Related Stockholder Matters

      Item 6.   Selected Financial Data                                     8

      Item 7.   Management's Discussion and Analysis of                     9
                   Financial Condition and Results of
                   Operations

      Item 8.   Financial Statements and Supplementary Data                12

      Item 9.   Changes in and Disagreements with Accountants              23
                   on Accounting and Financial Disclosure

PART III.

      Item 10.  Directors and Executive Officers of the Registrant         24

      Item 11.  Executive Compensation                                     26

      Item 12.  Security Ownership of Certain Beneficial Owners and        30
                   Management

      Item 13.  Certain Relationships and Related Transactions             31


PART IV.

      Item 14.  Exhibits, Financial Statement Schedules, and               32
                   Reports on Form 8-K

                                        PART I

ITEM 1.   BUSINESS.

     Technalysis Corporation (the "Company"), incorporated under Minnesota law in 1967, provides computer software analysis, design and programming services to computer users and manufacturers. These services are provided on either an hourly rate or fixed price basis. Opportunities for both types of contracts are developed by calling on potential customers, by repeat business and by referrals. Customer considerations in selecting personnel for hourly rate contracts include rate, availability of personnel, and personnel qualifications per resumes and interviews. Customer considerations for fixed price contracts include price, delivery date, personnel to be assigned and reputation of the Company. Most of the Company's revenue is generated from analysis, design and programming contracts in the development of general business applications and governmental applications on an hourly-rate basis. Revenues increased in 1995 reversing a downward trend since 1992. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.)

     On January 10, 1996, the Company entered into an agreement to be acquired by Compuware Corporation for $14.00 per share in cash, subject to shareholder approval. The closing date is tentatively scheduled for April 30, 1996.

PRINCIPAL PRODUCTS, MARKET AREAS AND DISTRIBUTION METHODS

     During 1995, the Company provided computer software services through offices located in four geographic areas - Minneapolis, Minnesota; Southfield, Michigan; Falls Church, Virginia; and Cincinnati, Ohio. The Minneapolis office contributed approximately 78% of the total revenue for 1995, and the remaining 22% split between the other three offices.

     Service fees from two major customers were 18% (3M) and 19% (State of Minnesota) of total revenues in 1995. These fees were derived from contracts with several different divisions of each customer. Each division is marketed independently of the other divisions with separate purchase orders obtained from each division. It is highly unlikely that all purchase orders with all divisions would be canceled unexpectedly at the same time. If this happened, it would have an adverse effect on the Company's revenues and earnings until such time as the Company could find additional revenues from other customers.

     The Company contracts primarily on a time and material basis at a negotiated hourly rate which varies depending on the skill of the technical personnel assigned to a given project and the customer rates prevailing in the area. The contract term generally runs from two to six months although, in some cases, the contract can run for more than one year. Fees for services rendered on a time and material basis are payable monthly.

     The Company also contracts on a fixed price basis to provide specified computer software systems. Fees for services rendered on a fixed price basis are payable on a negotiated basis over the term of the project with final payment being made after customer acceptance of the completed systems.

     Services are provided primarily at the customer's location, utilizing the customer's computer system.

BACKLOG

     Since the Company generally has very few long term fixed price contracts, the backlog of orders at any one time does not present a useful projection of anticipated contracts and revenues for the entire year. Most time and material contracts have a 15 to 30 day cancellation clause. As of December 31, 1995 and December 31, 1994, however, the Company's backlog, which consists primarily of estimated revenue under existing time and material contracts, was approximately $7,000,000 and $8,000,000 respectively.

EMPLOYEES

     At December 31, 1995, the Company had 250 employees. Of that number, 217 were systems analysts/programmers who directly provide systems and programming services to customers.

     Continued growth depends in part on the availability of experienced technical personnel. The Company has not experienced significant difficulties in obtaining additional technical employees at its current staffing levels.

COMPETITION

     The Company competes with software divisions of many large computer companies, as well as other independent software companies. With the exception of the Minneapolis branch, these other independent software companies are generally much larger in terms of sales and personnel than the other branch offices.

     Principal means of competing include extensive marketing, quality of service, referrals, responsiveness to customers' needs, reputation, credibility and price. The Company emphasizes its marketing efforts by (1) stressing personal calls to customers by its salespersons and managers; (2) providing the qualified person for the job; and (3) maintaining a follow through with the customer to assure that the job is being done in a timely and professional manner.

ITEM 2.   PROPERTIES.

     The principal executive offices and the Minneapolis branch office of the Company are located in leased space at 6700 France Avenue South, Minneapolis, Minnesota 55435. The other three branch offices are located at 26211 Central Park Blvd., Southfield, Michigan 48076; 7700 Leesburg Pike, Falls Church, Virginia 22043; and 4675 Cornell Road, Cincinnati, Ohio 45241. All four locations occupy an aggregate of approximately 20,000 square feet of office space under leases with expiration dates ranging from 6 to 45 months. The Company believes that the total space now occupied is adequate for its uses and believes that additional office space, if required, will be available for the Company's purposes.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Since February 19, 1985, the Common Stock of the Company has traded on the NASDAQ National Market System under the symbol TECN. The information contained in the following table was derived from NASDAQ's National Market System Statistical Reports. The price ranges set forth the low and high prices of transactions as reported for the quarters indicated.

                                             PRICE RANGE
                                             -----------
                                         LOW            HIGH
                                         ---            ----

     1994      1st Quarter              10-1/2         12-1/4
               2nd Quarter              11             12-1/2
               3rd Quarter              10-3/4         11-3/4
               4th Quarter              10-1/4         11-3/4

     1995      1st Quarter              10-1/4         12-1/4
               2nd Quarter              11-1/2         12
               3rd Quarter              11             12-3/4
               4th Quarter              12             12-3/4

     1996      1st Quarter              12             13-9/16
               (through March 15)

     The approximate number of record holders of Common Stock as of March 15, 1996 was 320.

     Annual dividends on the Common Stock of the Company have been paid since 1972. Payment of semi-annual dividends began for fiscal year 1989. The total dividends paid for 1994 and 1995 were $.57 per share and $.39 per share, respectively.

ITEM 6.   SELECTED FINANCIAL DATA.



                                             YEAR ENDED DECEMBER 31
                    -------------------------------------------------------------------
                       1995           1994          1993          1992         1991
                    -----------   -----------   -----------   -----------   -----------

Revenues            $18,855,270   $16,844.569   $17,886,361   $19,144,082   $18,420,849

Earnings
  Before Taxes        1,452,365     2,054,942     2,494,779     1,969,108     3,148,104

Net Earnings            864,865     1,222,942     1,484,779     1,214,608     1,888,104

Total Assets          8,525,808     8,919,767     9,061,158     8,933,870     8,619,952

Long-Term
  Obligations               -0-           -0-           -0-           -0-           -0-

Per Common Share:
  Net Earnings             $.39          $.56          $.68          $.56          $.87
  Cash Dividends            .39 (1)       .57           .55           .53           .51


  (1) Includes a $.10 per share dividend declared in January, 1996 relating to 1995 earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND OF MATERIAL CONTRACT

    In April, 1993, the Company was awarded a fixed-price contract to develop a large information system for the State of Minnesota. The original contract price was in excess of $4.1 million with a completion date of October 1, 1994. The development included functional specifications, general systems design, detailed program specifications, programming, training, documentation and implementation. It was originally bid utilizing normal billing rates with a time estimate that seemed reasonable to accomplish all of the tasks identified by the scheduled due dates. The functional specifications and general systems design were completed on time and within budget. As the general systems design was nearing completion and the detailed program specifications were being developed, it became apparent the original contract was not sufficient to complete the project, when considering the many change orders being requested by the customer. A total of an additional $2.7 million was added to the contract in May, 1995 to cover change orders.

    In 1994, a reduction in revenue of $363,000 occurred in the fourth quarter due to change orders for the State of Minnesota contract that were expected to be approved in 1994, but which were not approved until 1995. This resulted in a reduction in earnings in 1994 of approximately $220,000 after taxes. In July, 1995, the customer decided to change the hardware/software platforms and the database definitions for the entire project. The customer and the Company could not agree on the fees for implementing these changes and, as a result, negotiations began to terminate the contract. After long discussions concerning the status of the portions of the contract which were partially completed, a settlement agreement was agreed upon which allowed the Company to terminate the contract. The settlement, which Management believes was in the best interest of the Company, resulted in a reduction in accrued revenue of $841,000 in the third quarter of 1995, and a one-time adjustment to earnings of $550,000 after taxes. In conjunction with these two specific reductions in revenue, the effective billings rates on the contract were significantly less than normal rates.

RESULTS OF OPERATIONS

    Revenues increased in 1995 reversing a downward trend since 1992. The decrease in revenues from 1992-1994 was the result of a very competitive environment at a time when the economy was in a recovery mode. The number of billable analysts and programmers decreased in all offices and especially in the branch offices. The Company was not able to increase hourly billing rates. Changes in senior management personnel at the Company were not effective and the branch offices, in particular, were not able to grow as anticipated. Additional expenses were incurred in the branch offices in hope of increasing revenue by specifically adding additional sales and recruiting personnel. The impact of this investment has not yet resulted in increased revenues. The significant decrease in the Unbilled Work on Contracts in Process in 1995 as compared to 1994 was due to the final billing and subsequent payment of the State of Minnesota fixed price contract described above. The increase in Unbilled Work on Contracts in Process between 1994 and 1993 was due to revenue accrued, but not billable for the same fixed-price contract. There are no material positive or negative trends and uncertainties which are reasonably likely to impact future results of operations and financial position.

    Revenues increased overall approximately 12% for 1995 as compared to 1994 due primarily to an increase in billing rates and the number of billable personnel, even though approximately $841,000 was recorded as a reduction in revenue in the third quarter of 1995 as discussed above. Expenses increased approximately 18% primarily due to the increase in personnel necessary for the fixed price contract described above. Salaries and contracted services increased approximately 19% and employee benefits increased 20% due to the increase in personnel company-wide. Selling, administrative, and other operating costs increased 12% due to adding additional sales and recruiting personnel, along with corresponding administrative expenses, in the remote branch offices. As a result, net earnings for the year ended December 31, 1995 decreased approximately 29% compared to the year ended December 31, 1994.

    Revenues decreased approximately 6% for 1994 as compared to 1993 due to a reduction in revenue in the Company's remote offices and because of the unrecognized revenues for certain change orders awaiting approval on the State of Minnesota contract as discussed above. Expenses decreased approximately 4% due to the monthly average number of personnel being less for 1994 as compared to 1993 even though the number of personnel at the end of 1994 was higher than at the end of 1993. As a result, net earnings for the year ended December 31, 1994 decreased approximately 18% compared to the year ended December 31, 1993.

    Although revenues increased for 1995, primarily due to the increase in the number of analysts and programmers in the Minneapolis office and an increase in billing rates on contracts other than the State of Minnesota contract, it is anticipated that 1996 revenues will not increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's source of funding to meet liquidity requirements, capital expenditures, and dividends over the past three years has been cash flow from operations. Net cash provided from operating activities increased to $1,734,167 in 1995 from $257,207 in 1994. This increase was primarily related to the termination of the fixed-price contract with the State of Minnesota which allowed the billing and collection of the unbilled work on contracts in process that existed at December 31, 1994. Management believes the Company's current cash position and the cash flow generated by operating activities will continue to be adequate for short-term and long-term liquidity and future dividend requirements for the next year.

    On January 10, 1996, the Company entered into an agreement to be acquired by Compuware Corporation for $14.00 per share in cash, subject to shareholder approval. The closing date is tentatively scheduled for April 30, 1996.

IMPLEMENTATION OF NEW ACCOUNTING STANDARD

    In October, 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which is effective for the year ending December 31, 1996. The Company does not intend to adopt Statement No. 123 in measuring expense, however they must present the pro forma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (See the following pages 13-22)

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Technalysis Corporation
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Technalysis Corporation as of December 31, 1995 and 1994, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technalysis Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, on January 9, 1996, the Company agreed to be merged into Compuware Corporation.





                                             McGladrey & Pullen, LLP

Minneapolis, Minnesota
February 2, 1996

TECHNALYSIS CORPORATION

BALANCE SHEETS
December  31, 1995 and 1994


ASSETS                                                                                            1995                1994
- ------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                                    $3,734,459          $4,156,239
  Investment in available-for-sale securities (Note 2)                                          1,982,739           1,057,255
  Trade accounts receivable (Note 7)                                                            2,488,455           2,254,825
  Unbilled work on contracts in process (Note 7)                                                   33,479           1,056,513
  Refundable income tax deposits                                                                   68,109             105,347
  Other current assets                                                                             64,486              96,299
  Deferred income taxes (Note 5)                                                                   12,100              35,500
                                                                                               ------------------------------
          Total current assets                                                                  8,383,827           8,761,978
                                                                                               ------------------------------


Equipment, Office Furniture, and Leasehold Improvements,
  at cost, less accumulated amortization and depreciation of
  $652,533 in 1995 and $658,955 in 1994                                                           141,981             157,789
                                                                                               ------------------------------
                                                                                               $8,525,808          $8,919,767
                                                                                               ------------------------------
                                                                                               ------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                                                             $  180,300          $  210,757
  Salaries, wages and commissions                                                                 120,357             105,462
  Accrued vacation pay                                                                            119,487              80,482
  Advance billings on contracts in process                                                         62,172             154,273
  Dividend payable                                                                                  --                637,218
                                                                                               ------------------------------
          Total current liabilities                                                               482,316           1,188,192
                                                                                               ------------------------------

Commitments and Contingencies (Notes 4, 5, and 8)

Stockholders' Equity (Note 3)
  Common stock, $.10 par value; authorized 5,000,000 shares;
    issued and outstanding 2,202,803 shares in 1995
    and 2,197,303 shares in 1994                                                                  220,280             219,730
  Additional paid-in capital                                                                    1,021,958             973,446
  Retained earnings                                                                             6,819,393           6,591,746
  Unrealized loss on available-for-sale securities (Note 2)                                       (18,139)            (53,347)
                                                                                               ------------------------------
                                                                                                8,043,492           7,731,575
                                                                                               ------------------------------
                                                                                               $8,525,808          $8,919,767
                                                                                               ------------------------------
                                                                                               ------------------------------



See Notes to Financial Statements.

TECHNALYSIS CORPORATION

STATEMENTS OF EARNINGS
Years Ended December 31, 1995, 1994 and 1993


                                                                                       1995           1994           1993
- ------------------------------------------------------------------------------------------------------------------------------

Revenues
  Service fees (Note 7)                                                             $18,855,270    $16,844,569    $17,886,361
                                                                                    -----------------------------------------

Expenses
  Salaries and contracted services                                                   11,798,012      9,940,226     10,874,471
  Selling, administrative and other operating costs                                   3,420,370      3,056,237      2,737,533
  Employee benefits                                                                   2,461,442      2,045,255      1,982,190
                                                                                    -----------------------------------------
                                                                                     17,679,824     15,041,718     15,594,194
                                                                                    -----------------------------------------

          Revenue over expenses                                                       1,175,446      1,802,851      2,292,167

Interest Income                                                                         276,919        252,091        202,612
                                                                                    -----------------------------------------


          Earnings before income taxes                                                1,452,365      2,054,942      2,494,779

Income Taxes (Note 5)
  Federal                                                                               493,000        632,000        772,000
  State                                                                                  94,500        200,000        238,000
                                                                                    -----------------------------------------
                                                                                        587,500        832,000      1,010,000
                                                                                    -----------------------------------------

          Net earnings                                                              $   864,865    $ 1,222,942    $ 1,484,779
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------


Net Earnings Per Common and
  Common Equivalent Share                                                           $      0.39    $      0.56    $      0.68
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------


Weighted Average Number of Common and
  Common Equivalent Shares Outstanding                                                2,199,340      2,202,832      2,199,034
                                                                                    -----------------------------------------
                                                                                    -----------------------------------------


See Notes to Financial Statements.

TECHNALYSIS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993


                                                                                                     Unrealized
                                                                      Additional                       Loss on
                                                          Common        Paid-In       Retained       Investment   Stockholders'
                                                           Stock        Captial       Earnings       Securities      Equity
- ------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                               $218,443     $  864,774    $ 6,341,722       $     --    $ 7,424,939

  Dividend on 1993 earnings, $.55 per share                    --             --     (1,205,235)            --     (1,205,235)
  Common stock issued under employee stock option
    plans, 5,750 shares                                       575         56,394             --             --         56,969
  Net earnings                                                 --             --      1,484,779             --      1,484,779
                                                         --------------------------------------------------------------------

Balance, December 31, 1993                                219,018        921,168      6,621,266             --      7,761,452

  Dividend on 1994 earnings, $.57 per share                    --             --     (1,252,462)            --     (1,252,462)
  Common stock issued under employee stock option
    plans, 12,040 shares                                    1,204        112,671             --             --        113,875
  Common stock repurchased, 4,920 shares                     (492)       (60,393)            --             --        (60,885)
  Net change in unrealized holding losses on
    available-for-sale securities, net of
    deferred taxes                                             --             --             --        (53,347)       (53,347)
  Net earnings                                                 --             --      1,222,942             --      1,222,942
                                                         --------------------------------------------------------------------

Balance, December 31, 1994                                219,730        973,446      6,591,746        (53,347)     7,731,575

  Dividend on 1995 earnings, $.29 per share                    --             --       (637,218)            --       (637,218)
  Common stock issued under employee stock option
    plans, 5,500 shares                                       550         48,512             --             --         49,062
  Net change in unrealized holding losses on
    available-for-sale securities, net of
    deferred taxes                                             --             --             --         35,208         35,208
  Net earnings                                                 --             --        864,865             --        864,865
                                                         --------------------------------------------------------------------

Balance, December 31, 1995                               $220,280     $1,021,958     $6,819,393       $(18,139)    $8,043,492
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


See Notes to Financial Statements.

TECHNALYSIS CORPORATION

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                                                  1995             1994             1993
- ------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Cash received from customers                              $   19,552,572   $   16,055,342   $   18,620,356
  Cash paid for salaries, wages, and benefits                  (14,203,731)     (12,062,627)     (12,900,057)
  Cash paid for selling, administrative, and other
    operating costs                                             (3,326,954)      (3,015,099)      (2,783,964)
  Interest received                                                262,542          240,221          209,769
  Income taxes paid                                               (550,262)        (960,630)        (986,717)
                                                            ------------------------------------------------
        Net cash provided by operating activities                1,734,167          257,207        2,159,387
                                                            ------------------------------------------------

Cash Flows from Investing Activities
  Capital expenditures                                             (63,698)        (149,266)         (28,998)
  Purchases of available-for-sale securities                      (866,875)         (54,095)         (48,913)
                                                            ------------------------------------------------
        Net cash used in investing activities                     (930,573)        (203,361)         (77,911)
                                                            ------------------------------------------------

Cash Flows from Financing Activities
  Dividends paid                                                (1,274,436)      (1,230,210)      (1,180,066)
  Proceeds from issuance of common stock                            49,062           52,990           56,969
                                                            ------------------------------------------------
        Net cash used in financing activities                   (1,225,374)      (1,177,220)      (1,123,097)
                                                            ------------------------------------------------

        Increase (decrease) in cash and
          cash equivalents                                        (421,780)      (1,123,374)         958,379
Cash and Cash Equivalents:
  Beginning                                                      4,156,239        5,279,613        4,321,234
                                                            ------------------------------------------------

  Ending                                                    $    3,734,459   $    4,156,239   $    5,279,613
                                                            ------------------------------------------------
                                                            ------------------------------------------------

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
- ------------------------------------------------------------------------------------------------------------
  Net earnings                                              $      864,865   $    1,222,942   $    1,484,779
                                                            ------------------------------------------------
  Adjustments to reconcile net earnings to net cash pro-
    vided by operating activities:
      Depreciation and amortization                                 79,506           48,853           29,574
      Change in assets and liabilities:
        Trade accounts receivable                                 (233,630)         318,417          548,679
        Unbilled work on contracts in process                    1,023,034       (1,047,079)         328,082

        Refundable income tax deposits                              37,238         (105,347)               -
        Other current assets                                        31,813          (46,812)           2,666
        Accounts payable                                           (30,457)          24,904          (70,267)
        Accrued expenses                                            53,900          (74,823)         (44,643)
        Income taxes payable                                             -          (23,283)          23,283
        Advance billings on contracts in process                   (92,102)         (60,565)        (142,766)
                                                            ------------------------------------------------
          Total adjustments                                        869,302         (965,735)         674,608
                                                            ------------------------------------------------

          Net cash provided by operating activities         $    1,734,167   $      257,207   $    2,159,387
                                                            ------------------------------------------------
                                                            ------------------------------------------------

See Notes to Financial Statements.

TECHNALYSIS CORPORATION

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES: The Company provides computer systems and programming services on a credit basis throughout the United States on terms it establishes with individual customers.

Revenues on the majority of systems and programming service contracts are recognized as the services are rendered, although the customer may be billed in advance or when the work is substantially complete. Charges at normal hourly billing rates are included in unbilled work in process. Revenues on fixed fee contracts are recorded on the basis of the Company's estimate of the percentage of completion of individual contracts. Provisions are made for all anticipated losses.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: At December 31, 1995, the Company implemented FASB No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

     AVAILABLE-FOR-SALE SECURITIES: The fair values of investments are estimated based on quoted market prices.

CASH EQUIVALENTS: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995, cash equivalents include approximately $3,111,000 of short-term commercial paper.

The Company maintains its cash in bank deposit accounts and financial institution money market funds which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVESTMENT IN DEBT SECURITIES AND ACCOUNTING CHANGE: The Company follows the provisions of the FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices nor can commit to holding debt securities to their maturities, the investment in debt securities has been classified as available-for-sale in accordance with Statement No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity (see Note 2). Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

DEPRECIATION: Depreciation is being provided on equipment and office furniture using straight-line and accelerated methods over the estimated useful lives of three to eight years.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

TECHNALYSIS CORPORATION

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. The effect of deferred tax assets and liabilities does not have a material impact on the Company's financial position or operations.

NET EARNINGS PER SHARE: Net earnings per share is computed by dividing net earnings by the average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options.

ISSUED BUT NOT YET ADOPTED STANDARD: In October, 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. Statement No. 123 encourages the adoption of a FAIR VALUE BASED METHOD of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the INTRINSIC VALUE BASED METHOD of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

Statement No. 123 is effective for the year ending December 31, 1996. The Company does not intend to adopt Statement No. 123 in measuring expense, however they must present the pro forma disclosures and those pro forma amounts will likely be less than the amounts shown in future statements of earnings.


NOTE 2.   INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 1995 and 1994:

                                                 1995               1994
     ----------------------------------------------------------------------
     Amortized cost                         $  2,012,978       $  1,146,102
     Gross unrealized gains                            -                  -
     Gross unrealized losses                     (30,239)           (88,847)
                                            -------------------------------
     Fair value                             $  1,982,739       $  1,057,255
                                            -------------------------------
                                            -------------------------------


At December 31, 1995, the Company's available-for-sale securities consisted of $1,000,944 invested in a mutual fund of mortgage-backed securities and $981,795 invested in commercial paper that matures in February, 1996. At December 31, 1994, the Company's available-for-sale securities consisted entirely of a mutual fund invested in mortgage-backed securities.

TECHNALYSIS CORPORATION

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 3.   STOCKHOLDERS' EQUITY

The Company has a 1992 Incentive Stock Option Plan and has reserved 250,000 shares of common stock for future grants. The Company also had a 1982 Incentive Stock Option Plan which expired in 1992, and no further grants may be made under this plan.

The options generally become exercisable in 25 percent increments on the four anniversary dates following such options' date of grant. A summary of stock option activity under the Plans during the three years ended December 31, 1995 follows:

                                              Average          Options
                                               Price         Outstanding
     --------------------------------------------------------------------
     Balance, December 31, 1992              $   10.74         164,115
       Granted                                       -               -
       Exercised                                  9.91          (5,750)
       Cancelled                                 10.62         (42,575)
                                             ----------------------------
     Balance, December 31, 1993                  10.83         115,790
       Granted                                   10.68          28,000
       Exercised                                  9.46         (12,040)
       Cancelled                                 11.19         (11,000)
                                             ----------------------------
     Balance, December 31, 1994                  10.90         120,750
       Granted                                   11.62          76,000
       Exercised                                  8.92          (5,500)
       Cancelled                                 11.28         (65,500)
                                             ----------------------------

     Balance, December 31, 1995              $   11.22         125,750
                                             ----------------------------
                                             ----------------------------

Options outstanding at December 31, 1995, consist of 64,750 options granted under the 1982 Plan and 61,000 options granted under the 1992 Plan.

The options granted are to purchase common stock at not less than 100 percent of market price as of the date of grant ($10.38 to $11.88 per share as of December 31, 1995). At December 31, 1995, options for 65,250 shares are exercisable. Upon consummation of the merger, an additional 3,500 options granted under the 1992 plan will become immediately exercisable. There are 189,000 shares of common stock reserved for future grants.

TECHNALYSIS CORPORATION

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 4.   COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office space under non-cancellable operating leases. Certain leases require additional payments for a proportionate share of real estate taxes and operating expenses. Approximate future minimum rental payments under operating leases for the next five years are as follows:

     Years ending December 31,
     -------------------------------------------------------------
          1996                                        $   173,000
          1997                                             53,000
          1998                                             37,000
          1999                                             27,000

Total rent expense for the years ended December 31, 1995, 1994, and 1993 was approximately $326,000, $301,000, and $341,000, respectively.

EMPLOYMENT AGREEMENT: The Company has an employment agreement with the Chairman and CEO of the Company. The agreement calls for the CEO to continue with the Company through December 31, 1996, as CEO or, upon terminating his employment, as a consultant. His salary as CEO is to be not less than $135,000, plus any bonuses. As a consultant, he is to receive annually 60 percent of his average salary and bonus of the highest five of the previous ten years. The CEO resigned as an employee effective February, 1996, but will continue as Chairman and a consultant for the duration of the agreement.


NOTE 5.   INCOME TAXES

The effective tax rate was 40 percent for 1995, 1994, and 1993. State income taxes, net of the federal benefit, are the only significant items in reconciling from the expected statutory federal income tax rate of 34 percent to the actual rate provided.

Deferred income tax assets consist solely of the tax effects of the unrealized holding losses on the Company's investment in available-for-sale securities.


NOTE 6.   EMPLOYEE BENEFIT PLAN

The Company maintains a savings plan for employees, which conforms to IRS provisions for 401(k) plans. The Company, at its discretion, may match employee contributions in an amount not to exceed 20 percent of the employees' contribu-tions and $1,000 per employee. Operations have been charged for the matching contributions to the plan of $51,459, $30,600, and $0 for the years ended December 31, 1995, 1994, and 1993, respectively.

TECHNALYSIS CORPORATION

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 7.   MAJOR CUSTOMERS

The Company had revenues from major customers as follows:

                                                         December 31,
                             Percent of Revenues             1995
                       ------------------------------     Receivable
           Customer       1995      1994      1993         Balance
     ----------------------------------------------------------------
        A *                19%       22%       18%       $   370,421
        B                  18%       18%       19%           219,143
                       ----------------------------------------------
                           37%       40%       37%       $   589,564

                       ----------------------------------------------
                       ----------------------------------------------

     * During 1994, the Company recognized revenues on one of its contracts with this customer based on the expectation that certain change orders would be approved at or near year end. However, the change orders were not approved by the customer as of December 31, 1994 and, as a result, the Company recorded a reduction of revenues on this contract totalling $363,000 in the fourth quarter of 1994. This resulted in a reduction in net earnings in 1994 of approximately $220,000, or $0.10 per share. In the third quarter of 1995, the customer significantly changed the scope of the contract which resulted in the Company and the customer agreeing to terminate the above mentioned contract. In conjunction with the contract settlement, the Company recorded a reduction of revenues of approximately $841,000 and certain other settlement costs in the third quarter. This resulted in a reduction in net earnings in 1995 of approximately $550,000, or $0.25 per share.


NOTE 8.   MERGER

On January 9, 1996, the Company agreed to be merged into Compuware Corporation (Compuware). Closing of the transaction is subject to completion of due diligence, receipt of a fairness opinion, the approval of Technalysis sharehold-ers, and the receipt of regulatory approvals.

Upon closing of the transaction, Compuware will pay a cash price of $14.00 per share for each outstanding share of Technalysis stock. Additionally, the Company will pay a $.10 per share dividend on February 8, 1996 to shareholders of record on January 25, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    a) The names and ages of the Company's directors, their current positions with the Company, their principal occupations for the past five years, and their years of election are as follows:

                           Principal Occupation
Name and Age               For Past Five Years                  Director Since
- ------------               -------------------                  --------------

Victor A. Rocchio, 68      Chairman and Treasurer of the             1967
                           Company since 1967; CEO from
                           1967-1996; President from
                           1967-1993, 1995

Milan L. Elton, 56         CEO & President of the                    1988
                           Company since 1996; Vice President
                           from 1983-1995; Secretary since 1987;
                           Controller from 1977-1995

Robert S. Erickson, 75     Private Investor                          1967

Edward D. Zimmer, 70       Consulting Engineer                       1967

John M. Schulzetenberg, 49 Chairman, Geneva Group of Companies,      1992
                           since 1993, a manufacturer of audio,
                           video and computer accessories;
                           Executive Vice President of the
                           Company from 1992-1993;
                           Private investor and consultant
                           from 1990 to 1992; Managing
                           Partner, Touche Ross & Co.,
                           Denver, CO 1986-1990

Franklin E. Triplett, 62   Business Consultant since                 1993
                           1993; Vice President,
                           Stillwater Systems, Inc.
                           from 1992-1993; Management
                           Consultant from 1988-1992;
                           Management, Control Data
                           Corporation from 1966-1988

     Directors serve until the next annual meeting of the stockholders at which time their successors are elected and qualified, or until their prior resignation or removal, unless the merger is approved. See Item 1. Business.

     (b) The names and ages of the executive officers of the Company, their current positions with the Company, their principal occupations for the past five years, and their years of appointment are as follows:

Name and Age             Principal Occupation for Past Five Years
- ------------             ----------------------------------------

Victor A. Rocchio, 68    Chairman and Treasurer of the Company since 1967
                         CEO from 1967-1996
                         President from 1967-1993, 1995

Milan L. Elton, 56       CEO and President of the Company since 1996
                         Vice President from 1983-1995
                         Secretary since 1987
                         Controller from 1977-1995

     Officers serve until their successors are appointed by the Board, or until their prior resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION. The following table contains summary information concerning the annual compensation paid by the Company for the past three years to the Company's Chief Executive Officer, and to each of the other executive officers whose combined salary and bonus for the year ended December 31, 1995 was in excess of $100,000:


                                                                              All
Name and Principal                                              Options      Other
     Position             Year         Salary        Bonus      Granted      Comp. (401k match)
- ------------------        ----        -------        -----      -------      -----

Victor A. Rocchio         1995        $176,280        -0-         -0-         -0-
  Chairman and            1994        $171,280        -0-         -0-         -0-
  Treasurer               1993        $167,280        -0-         -0-         -0-

Milan L. Elton            1995        $106,350        -0-         -0-        $924
  President, CEO,         1994        $ 82,995        -0-         -0-         -0-
  and Secretary           1993        $ 91,355        -0-         -0-         -0-



In January, 1985, the Company entered into an employment and consulting agreement with Mr. Rocchio, providing for his continued services until December 31, 1996, either as an employee or as a consultant. On February 15, 1996, Mr. Rocchio resigned as CEO and President, but continues as Chairman and Treasurer. Pursuant to his agreement, he receives an annual base salary of not less than $135,000, plus a bonus computed in a manner similar to that of the bonuses paid during recent years. As a consultant, he will receive compensation equal to 60 percent of his average salary and bonus of the highest five of the previous ten years of employment, will perform certain consulting services, and will refrain from competitive activities for two years following his termination.

    STOCK OPTION PLANS. The Company maintains the 1982 Incentive Stock Option Plan and the 1992 Incentive Stock Option Plan (the "Plans") for the purpose of attracting, retaining and motivating key employees and to encourage stock ownership by key employees. The 1982 Plan expired in 1992 and no additional options can be granted under the 1982 Plan, although previously-granted options remain exercisable until they are exercised or expire according to their terms. The Plans are administered by the Compensation Committee whose members are ineligible to receive options under the Plans. The exercise price for options granted under the Plans cannot be less than the fair market value of the Common Stock on the date the options are granted. Options are not exercisable until one year after the date of grant and then become exercisable to the extent of 25 percent of the underlying shares on each of the first four anniversaries of the date of grant, although most options granted under the 1992 Plan become immediately exercisable in the event the Company is acquired.

    The following table contains information concerning the grant of options under the plans during the year ended December 31, 1995, for the executive officers named in the Summary Compensation table:


                                                      Potential Realizable
                                                      Value at Assumed
                      Percent                         Rates of Stock Price
                      of Total                        Appreciation for
                      Grants                 Expir-   Option Term
            Options   To All      Exercise   ation    --------------------
Name        Granted   Employees   Price      Date       10%       5%
- ----        -------   ---------   --------   ----       ---       --

Victor A.     -0-         -          -         -         -        -
Rocchio

Milan L.      -0-         -          -         -         -        -
Elton

     The following table contains information concerning options exercised in 1995, and options held at December 31, 1995, for the executive officers named in the Summary Compensation table:

                                    Number of Securities   Value of Unexercised
             Shares                Underlying Unexercised     in-the-Money
             Acquired                 Options at Fiscal     Options at Fiscal
               on         Value          Year-End (#)          Year-End (#)
            Exercise    Realized         Exercisable/          Exercisable/
Name           (#)        ($)           Unexercisable         Unexercisable
- ----        --------    --------   ----------------------  --------------------

Victor A.      0            0                0/0                0/0
Rocchio

Milan L.       0            0                0/0                0/0
Elton



     The outside directors are paid a fee of $1,500 for each meeting attended, $750 for each committee meeting held on a day other than a board meeting day, and an annual retainer of $100 for each year of service on the Board.

     SAVINGS PLAN. The Company maintains a Savings Plan for its employees which is qualified under Section 401(k) of the Internal Revenue Code. Employees can contribute a percentage of their regular salary or wages to the plan on a pre-tax basis. In 1995, the Company matched employee contributions at the rate of 10% to a maximum of $1,000 per employee. Future matching contributions are subject to approval by the Company. Any matching contributions are made in the form of the Company's Common Stock and vest in stages over seven years. Officers, directors and other key employees are also eligible to receive matching contributions effective January 1, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 15, 1996 by each person known to the Company to be the beneficial owner of five percent or more of the Company's Common Stock, by each director and executive officer, and by all directors and executive officers as a group, and the percentage of outstanding shares so owned at that time:
                                                           Percentage
Name                                   Shares Owned           Owned
- ----                                   ------------        ----------

T. Rowe Price Associates, Inc.          190,000 (1)           8.6%
100 East Pratt Street
Baltimore, MD  21202

Victor A. Rocchio,                      338,525 (2)          15.4%
Chairman, Treasurer and
Director

Milan L. Elton,                         114,750               5.2%
President and CEO, Secretary
and Director

Robert S. Erickson,                      59,347               2.7%
Director

Edward D. Zimmer,                        39,100               1.8%
Director

John M. Schulzetenberg,                   1,000                *
Director

Frank E. Triplett,                       11,407                *
Director

All directors and officers              564,129 (2)          25.7%
as a group (6 in number)

*    Less than one percent.

(1) Includes shares owned by various individual and institutional investors (including T. Rowe Price Small Cap Value Fund, Inc., which owns 160,000 shares), for which T. Rowe Price Associates, Inc. serves as investment advisor.

(2)  Includes 35,025 shares owned by Mr. Rocchio's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Not applicable.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report.

                                                           Page
                                                           ----

          1.   Financial Statements                         12
               Independent Auditor's Report                 13
               Balance Sheets                               14
               Statements of Earnings                       15
               Statements of Stockholders' Equity           16
               Statements of Cash Flows                     17
               Notes to Financial Statements                18

          2.   Financial Statement Schedules - None

               All schedules are omitted because they
               are not applicable or because the
               required information is included in
               the financial statements or notes
               thereto.

          3.   Exhibits

               (10) Contract Settlement Agreement           35
                    with State of Minnesota

               (11) Statement recomputation of              38
                    per share earnings

               (23) Independent Auditors' Consent           39

     (b) Reports on Form 8-K filed during the last quarter of the period covered - None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                    Technalysis Corporation
               -------------------------------------------------------------
By (Signature and Title   /s/Milan L. Elton, CEO
                         ---------------------------------------------------
                           Milan L. Elton, CEO
                    --------------------------------------------------------
(Date)  3/18/96
    -----------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
- ---------                     -----                         ----

                              Chairman
- -------------------------     Treasurer and Director         ------------
Victor A. Rocchio

/s/ Milan L. Elton            President, CEO                 3/18/96
- -------------------------     Secretary and Director         ------------
Milan L. Elton                (Principal Accounting Officer)

                              Director
- -------------------------                                    ------------
Robert S. Erickson

/s/ Edward D. Zimmer          Director                       3/18/96
- -------------------------                                    ------------
Edward D. Zimmer

/s/ John Schulzetenberg       Director                       3/18/96
- -------------------------                                    ------------
John Schulzetenberg

/s/ F. E. Triplett            Director                       3/18/96
- -------------------------                                    ------------
Frank E. Triplett

                                    EXHIBIT INDEX

EXHIBIT NO.

   10     Contract Settlement Agreement
          with State of Minnesota

   11     Statement recomputation of per share
          earnings

   23     Independent Auditors' Consent

   27     Financial Data Schedule